Form 10-K
period 1993-12-31
ALLEGHENY & WESTERN RAILWAY CO
filed 1994-03-30
CIK 3650

PAGE 1
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1993
                                      OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                    to
                                        -------------------  -----------------
         Commission file number 1-896
                                -----
                     ALLEGHENY AND WESTERN RAILWAY COMPANY
- ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)
       Pennsylvania                                             52-0790328
- -------------------------------                           --------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

500 Water Street, Jacksonville, FL.                                32202
- ---------------------------------------                   --------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code           (904) 359-3100
                                                          --------------------
Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
      Title of each class                                which registered
- -------------------------------                    --------------------------
First Mortgage 4% Bonds due October 1, 1998        The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes (X)   No ( )

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value of the voting stock at March 18, 1994, was $804,385, excluding the voting stock held by affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The registrant has 32,000 shares of common stock, par value $100, outstanding at March 18, 1994.

The following listed document has been incorporated herein by reference:

Form 10-K filed by CSX Transportation, Inc., on March 11, 1994 - Item 8 of
Part II.
                                     - 1 -



         PAGE 2
                                    PART I

Item 1.  Business.

            and

Item 2.  Properties.

         Allegheny and Western Railway Company (the "Company") is a railroad incorporated in the Commonwealth of Pennsylvania on January 22, 1898. It owns a line of railroad 62 miles long which lies between Punxsutawney and Butler Junction, Pennsylvania. Pursuant to leases dated October 1, 1898, and January 15, 1900, between the Company and Buffalo, Rochester and Pittsburgh Railway Company ("BR&P") the Company leased its railroad to BR&P for the duration of the Company's corporate existence, at an annual rental equal to 4% on its bonded debt and 6% on its common stock ($100 par value). The principal and interest on the Company's bonds are guaranteed by BR&P.

         Under an agreement dated December 15, 1931, as amended, CSX Transportation, Inc. ("CSXT"), as successor by merger, operated the properties of BR&P, and incident thereto also operated the properties of the Company in the name and for the account of CSXT without separation or segregation of the results of such operations. Under such agreement CSXT agreed to pay all leased line rentals but did not assume or guarantee payment of the principal on the bonds. In addition to the rental paid by CSXT for the payment of the Company's dividends and bond interest, CSXT paid all the expenses of the Company, including all taxes assessed against it.

         On July 18, 1988, CSXT, BR&P and Buffalo & Pittsburgh Railroad, Inc. ("B&P") entered into certain agreements collectively referred to as the "Purchase and Sale Agreement" and closed in escrow. The B&P took possession and control of operations of the line of railroad of BR&P on July 19, 1988. The purchase and sale agreement provided that BR&P and CSXT shall assign, transfer, and convey to B&P all their obligations and duties arising under the lease agreements. On October 7, 1991, CSXT, BR&P and B&P executed an Assignment and Assumption Agreement which concluded the escrow and B&P assumed all of the terms and conditions of the Purchase and Sale Agreement with the exception that CSXT would retain its right, title and interest in the 16,159 shares of common stock of the Company, being all the stock of the Company owned by CSXT at that time. CSXT currently owns 16,189 shares of common stock of the Company, or 50.63%.

         Since the interest and dividends on the Company's bonds and common stock are paid from moneys obtained from the lessee, reference is made to CSXT's Form 10-K for the fiscal year ended December 31, 1993, a copy of which is available from Patricia J. Aftoora, Vice President and Corporate Secretary of CSXT, S/C J-160, 500 Water Street, Jacksonville, FL 32202.

Item 3.  Legal Proceedings.

            None.

Item 4.  Submission of Matters to a Vote of Security Holders.

            None.

                                     - 2 -



         PAGE 3

                                    PART II

Item 5.  Market for Registrant's Common Stock and Related Security Holder
         Matters.

         There is no market in which the common stock of the Company is traded.

         As of March 18, 1994, there were approximately 194 stockholders of $100 par value capital stock.

         Dividends on the Company's capital stock are guaranteed under the terms of the lease agreement referred to in Items 1 and 2, Business and Properties.









































                                     - 3 -



         PAGE 4
Item 6.  Selected Financial Data.

                   and

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

            Five year selected data:

                        1993        1992        1991        1990        1989
                     ----------  ----------  ----------  ---------- ----------
Rental income        $  229,096  $  229,096  $  229,116  $  229,136 $  229,136
Interest on funded
  debt                   75,920      75,920      75,940      75,960     75,960
Federal income taxes     58,130      58,130      58,130      58,130     58,130
                     ----------  ----------  ----------  ---------- ----------
Earnings for the
  year               $   95,046  $   95,046   $  95,046   $  95,046 $   95,046
                     ==========  ==========   =========   ========= ==========
Weighted average
  number of common
  shares (a)             15,841      15,841      15,841      15,841     15,841
                     ==========  ==========  ==========  ========== ==========

Earnings per
  common share (a)   $     6.00  $     6.00  $     6.00  $     6.00 $     6.00
                     ==========  ==========  ==========  ========== ==========

Dividends per
  common share (a)   $     6.00  $     6.00  $     6.00  $     6.00 $     6.00
                     ==========  ==========  ==========  ========== ==========

Total assets         $6,834,324  $6,834,324  $6,834,324  $6,834,324 $6,834,324
                     ==========  ==========  ==========  ========== ==========

Long term debt       $1,965,000  $1,965,000  $1,965,000  $1,965,000 $1,965,000
                     ==========  ==========  ==========  ========== ==========

(a)      Calculations exclude the 16,189 shares held directly by CSXT.


Item 8.   Financial Statements and Supplementary Data.

         Due to the nature of CSXT's obligations under the lease agreement referred to in Items 1 and 2, Business and Properties, financial statements and notes thereto in response to this item are not included herein. In lieu thereof, the financial statements and notes included in the Form 10-K filed on behalf of CSXT on March 11, 1994, are incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on the Accounting and Financial Disclosures.

         None.


                                     - 4 -



         PAGE 5
                                   PART III

Item 10.  Directors and Executive Officers of the Registrant:

         The following sets forth certain information relating to the Company's directors and executive officers as of March 18, 1994. Directors are elected annually and serve until the next annual meeting of stockholders or until their successors are elected. Officers are elected annually at the annual meeting of the Board and hold office until the next annual meeting of the Board or until their successors are elected. There are no arrangements or understandings between any director or executive officer and any other person pursuant to which the director or officer was selected. Patricia J. Aftoora and Albert B. Aftoora are married. There are no other family relationships among these officers and directors.


Name, Age, Present
Position with the             Business Experience during last 5 Years,
    Company                   Company Directorships in Public Corporations
- ------------------            --------------------------------------------
JERRY R. DAVIS, 55            President of the Company since March 1990.
President and Director        From July 1989 to July 1991, Mr. Davis served as
                              President-CSX Rail Transport of CSXT; from July
                              1991 to January 1992, he was Executive Vice
                              President-Operations and from January 1992 to present he serves as Executive Vice President and Chief Operating Officer of CSXT. From 1986 to 1989, Mr. Davis served as Executive Vice
                              President of Operations of Union Pacific
                              Railroad.

P. MICHAEL GIFTOS, 47         Senior Vice President of the Company since
Senior Vice President         October 1990.  During the past five years, Mr.
and Director                  Giftos has served as an executive officer of CSX
                              Corporation ("CSX") and certain CSX affiliates and is currently Senior Vice President and General Counsel of CSXT.

PAUL R. GOODWIN, 51           Executive Vice President of the Company since
Executive Vice President      March 1990.  During the past five years, Mr.
and Director                  Goodwin has served as an officer of certain CSXT
                              affiliates and is currently Senior Vice
                              President-Finance of CSXT.

GERALD L. NICHOLS, 58         Senior Vice President of the Company since June
Senior Vice President         1985.  Mr. Nichols has served in various
and Director                  executive capacities for certain CSXT affiliates
                              during the past five years and is currently
                              Senior Vice President - Administration of CSXT.

PATRICIA J. AFTOORA, 54       Vice President of the Company since March 1990
Vice President,               and Corporate Secretary of the Company since
Corporate Secretary           December 1980.  Mrs. Aftoora has served as an
and Director                  officer of CSX and certain CSX affiliates during
                              the past five years and is currently Vice
                              President and Corporate Secretary of CSXT.
                                     - 5 -



         PAGE 6
Name, Age, Present
Position with the                 Business Experience during last 5 Years,
    Company                       Company Directorships in Public Corporations
- ------------------                -------------------------------------------

EARL J. CURRIE, 54                Vice President of the Company since June,
Vice President                    1992.  From 1989 to January 1, 1992, Mr.
                                  Currie served as Vice President -
                                  Engineering of CSXT and from January 1, 1992 to the present, he serves as Vice President and Chief Transportation Officer of CSXT.
                                  From prior to 1989, Mr. Currie was Executive
                                  Vice President - Operations of the Soo Line
                                  Railroad.

FREDERICK J. FAVORITE, JR., 40    Vice President of the Company since October
Vice President                    1990.  During the past five years, Mr.
                                  Favorite has served as an officer of certain
                                  CSXT affiliates and is currently Vice
                                  President and Controller of CSXT.

THOMAS P. SCHMIDT, 46             Vice President of the Company since June,
Vice President                    1992.  Mr. Schmidt has served as an officer
                                  of certain CSXT affiliates during the past five years and is currently Vice President -
                                  Engineering of CSXT.

ALBERT B. AFTOORA, 54             Assistant Vice President and Treasurer of
Assistant Vice President          the Company since October 1990 and Treasurer
and Treasurer                     prior thereto.  Mr. Aftoora has served as an
                                  officer of certain CSXT affiliates during the past five years and is currently
                                  Assistant Vice President and Treasurer of
                                  CSXT.

         There have been no events under any bankruptcy act, no criminal proceedings, orders, judgments, decrees or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.

         PAGE 7
Item 11.  Executive Compensation

         All directors and officers of the Company are also officers and employees of CSXT, and serve without compensation from the Company.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 18, 1994, 50.63% of the voting securities of the Company (16,189 shares of $100 par value capital stock) were beneficially held by CSXT, who, in turn, is beneficially owned by CSX Corporation (CSX), Richmond, VA, through ownership of 100% of CSXT's outstanding voting securities.

         As of March 14, 1994, all directors and officers of the Company as a group (9 persons) beneficially owned 455,089 shares of $1 par value common stock of CSX, (including 178,751 shares exercisable under option within 60 days), representing 0.43% of the outstanding shares. The number of CSX shares owned by each director as of March 14, 1994, is set forth below:


                                                       Number of
                               Number of             shares of CSX
                             shares of CSX         exercisable within
                          beneficially owned       60 days under stock
          Name         as of March 14, 1994 (1)(2)    option plans
          ----         --------------------------- -------------------

         P. J. Aftoora           9,894                    15,522
         J. R. Davis            53,455                    16,600
         P. M. Giftos           22,340                    21,988
         P. R. Goodwin          58,403                    58,404
         G. L. Nichols          61,374                    21,367


      (1) Includes shares pledged to secure loans under the CSX 1991 Stock Purchase and Loan Plan, which shares were acquired under that plan.

      (2) Includes shares held in trust under certain deferred compensation plans.

Item 13.  Certain Relationships and Related Transactions.

         None.

         PAGE 8
                                        PART IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K.

        (a)   1.  Financial Statements.

                  Refer to response to Item 8 on page 4.

              2.  Financial Statement Schedules

                  Refer to response to Item 8 on page 4.


              3.  Exhibits

                  (3.1) Articles of Incorporation incorporated herein by
                        reference to Registrant's Form 12 Application for Registration, filed on May 13, 1935.

                  (3.2) By-laws of the Company incorporated herein by
                        reference to Registrant's Form 10-K Report for the year ended December 31, 1984, filed on March 26, 1985.

                  (23)  Consent of Independent Auditors (See page I-1).


        (b)  Reports on Form 8-K

                 No reports on Form 8-K were filed for the three-month period ended December 31, 1993.

         PAGE 9
         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1994.

                              ALLEGHENY AND WESTERN RAILWAY COMPANY

                              /s/ PATRICIA J. AFTOORA
                              --------------------------------------
                              Patricia J. Aftoora,
                              Vice President and Corporate Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Jerry R. Davis                  President and Director
- ------------------------           (Principal Executive Officer)
   Jerry R. Davis*

/s/Paul R. Goodwin                 Senior Vice President and Director
- ------------------------           (Principal Finance Officer)
   Paul R. Goodwin*

/s/P. Michael Giftos               Senior Vice President, General Counsel
- ------------------------           and Director
   P. Michael Giftos*

/s/Gerald L. Nichols               Senior Vice President
- ------------------------           and Director
   Gerald L. Nichols*

/s/Patricia J. Aftoora             Vice President, Corporate Secretary
- ------------------------           and Director
   Patricia J. Aftoora*

/s/Frederick J. Favorite, Jr.      Vice President and Controller
- -----------------------------
   Frederick J. Favorite, Jr.*




/s/ Patricia J. Aftoora
- ------------------------
Patricia J. Aftoora                                          March 30, 1994
*(Attorney-in-Fact)