Form 10-K405
period 1995-12-31
ALLEGHENY & WESTERN RAILWAY CO
filed 1996-03-26
CIK 3650

PAGE 1
                                   FORM 10-K
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the year ended December 31, 1995
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value of the voting stock at March 11, 1996, was $1,030,296, excluding the voting stock held by affiliates of the registrant.



                                     - 1 -



         PAGE 2

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The registrant has 32,000 shares of common stock, par value $100, outstanding at March 11, 1996.

The following listed document has been incorporated herein by reference:

Form 10-K filed by CSX Transportation, Inc., on March 8, 1996 - Item 8 of Part
II.

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

         On July 18, 1988, CSXT, BR&P and Buffalo & Pittsburgh Railroad, Inc. ("B&P") entered into certain agreements collectively referred to as the "Purchase and Sale Agreement" and closed in escrow. The B&P took possession and control of operations of the line of railroad of BR&P on July 19, 1988. The purchase and sale agreement provided that BR&P and CSXT shall assign, transfer, and convey to B&P all their obligations and duties arising under the lease agreements. On October 7, 1991, CSXT, BR&P and B&P executed an Assignment and Assumption Agreement which concluded the escrow and B&P assumed all of the terms and conditions of the Purchase and Sale Agreement with the exception that CSXT would retain its right, title and interest in the 16,159 shares of common stock of the company, being all the stock of the company owned by CSXT at that time. As of March 11, 1996, CSXT owned 16,210 shares of common stock of the company, or 50.65%.

         Since the interest and dividends on the company's bonds and common stock are paid from moneys obtained from the lessee, reference is made to CSXT's Form 10-K for the year ended December 29, 1995, a copy of which is available from Patricia J. Aftoora, Vice President and Corporate Secretary of CSXT, S/C J-160, 500 Water Street, Jacksonville, FL 32202.


                                     - 2 -



         PAGE 3

Item 3.  Legal Proceedings.

            None.

Item 4.  Submission of Matters to a Vote of Security Holders.

            None.

                                    PART II

Item 5.  Market for Registrant's Common Stock and Related Security Holder
         Matters.

         There is no market in which the common stock of the company is traded. As of March 11, 1996, there were approximately 167 stockholders of $100 par value capital stock. Dividends on the company's capital stock are guaranteed under the terms of the lease agreement referred to in Items 1 and 2, Business and Properties.

         PAGE 4
Item 6.  Selected Financial Data.

                   and

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

            Five year selected data:

                        1995        1994        1993        1992        1991
                     ----------  ----------  ----------  ---------- ----------
Rental income        $  328,730  $  328,730  $  326,290  $  326,290 $  326,310
Interest on funded
  debt                   78,600      78,600      75,920      75,920     75,940
Federal income taxes     58,130      58,130      58,130      58,130     58,130
                     ----------  ----------  ----------  ---------- ----------
Earnings for the
  year               $  192,000  $  192,000  $  192,240  $  192,240 $  192,240
                     ==========  ==========  ==========  ========== ==========
Weighted average
  number of common
  shares (a)             32,000      32,000      32,040      32,040     32,040
                     ==========  ==========  ==========  ========== ==========

Earnings per
  common share (a)   $     6.00  $     6.00  $     6.00  $     6.00 $     6.00
                     ==========  ==========  ==========  ========== ==========

Dividends per
  common share (a)   $     6.00  $     6.00  $     6.00  $     6.00 $     6.00
                     ==========  ==========  ==========  ========== ==========

Total assets         $6,834,324  $6,834,324  $6,834,324  $6,834,324 $6,834,324
                     ==========  ==========  ==========  ========== ==========

Long term debt       $1,965,000  $1,965,000  $1,965,000  $1,965,000 $1,965,000
                     ==========  ==========  ==========  ========== ==========

(a)      Calculations include shares held directly by CSXT.

Item 8.   Financial Statements and Supplementary Data.

         Due to the nature of CSXT's obligations under the lease agreement referred to in Items 1 and 2, Business and Properties, financial statements and notes thereto in response to this item are not included herein. In lieu thereof, the financial statements and notes included in the Form 10-K filed on behalf of CSXT on March 8, 1996, are incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on the Accounting and Financial Disclosures.

         None.

         PAGE 5
                                   PART III

Item 10.  Directors and Executive Officers of the Registrant:

         The following sets forth certain information relating to the company's directors and executive officers as of March 11, 1996. Directors are elected annually and serve until the next annual meeting of stockholders or until their successors are elected. Officers are elected annually at the annual meeting of the Board and hold office until the next annual meeting of the Board or until their successors are elected. There are no arrangements or understandings between any director or executive officer and any other person pursuant to which the director or officer was selected. There are no family relationships among these officers and directors.


Name, Age, Present
Position with the             Business Experience during last 5 Years,
    Company                   Company Directorships in Public Corporations
------------------            --------------------------------------------
GERALD L. NICHOLS, 60         President of the company since March 1, 1995 and
President and Director        Senior Vice President of the company prior
                              thereto. Mr. Nichols has served in various executive capacities for certain CSXT affiliates during the past five years and is currently
                              Executive Vice President and Chief Operating
                              Officer of CSXT.

P. MICHAEL GIFTOS, 49         Senior Vice President of the company since
Senior Vice President         1990.  During the past five years, Mr. Giftos
and Director                  has served as an executive officer of CSX
                              Corporation ("CSX") and certain CSX affiliates and is currently Senior Vice President and General Counsel of CSXT.

CARL N. TAYLOR, 56            Senior Vice President of the company since
Senior Vice President         since June 5, 1995.  Mr. Taylor has been
and Director                  been an officer of certain CSXT affiliates
                              during the past five years and is currently
                              Senior Vice President-Engineering and Mechanical of CSXT.

MICHAEL J. WARD, 45           Senior Vice President of the company since June
Senior Vice President         5, 1995.  During the past five years, Mr. Ward
and Director                  has served as an officer of certain CSXT
                              affiliates and is currently Senior Vice
                              President-Finance of CSXT.

PATRICIA J. AFTOORA, 56       Vice President of the company since 1990 and
Vice President,               Corporate Secretary of the company prior
Corporate Secretary           thereto.  Mrs. Aftoora has served as an officer
and Director                  of CSX and certain CSX affiliates during the
                              the past five years and is currently Vice
                              President and Corporate Secretary of CSXT.

         PAGE 6

Name, Age, Present
Position with the                 Business Experience during last 5 Years,
    Company                       Company Directorships in Public Corporations
------------------                -------------------------------------------
C.J.O. WODEHOUSE, JR., 48         Vice President and Controller of the company
Vice President and                since June 5, 1995.  Mr. Wodehouse has
Controller                        served as an officer of CSX and certain of
                                  its affiliates during the past five years and is currently Vice President and Controller of CSXT.

M. MAURICE LAZENBY, III, 52       Assistant Vice President and Treasurer of
Assistant Vice President          the company since June 5, 1995.  Mr. Lazenby
and Treasurer                     has served as an officer of certain CSXT
                                  affiliates during the past five years and is currently Assistant Vice President and Treasurer of CSXT.

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




























                                     - 6 -



         PAGE 7

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 11, 1996, 50.65% of the voting securities of the company (16,210 shares of $100 par value capital stock) were beneficially held by CSXT, who, in turn, is beneficially owned by CSX Corporation (CSX), Richmond, VA, through ownership of 100% of CSXT's outstanding voting securities.

         As of March 11, 1996, all directors and officers of the company as a group (7 persons) beneficially owned 875,105 shares of $1 par value common stock of CSX, (including 414,560 shares exercisable under option within 60 days), representing less than 1% of the outstanding shares. The number of CSX shares owned by each director as of March 11, 1996, is set forth below:


                                                       Number of
                               Number of             shares of CSX
                             shares of CSX         exercisable within
                          beneficially owned       60 days under stock
          Name         as of March 11, 1996 (1)(2)    option plans
          ----         --------------------------- -------------------

    P. J. Aftoora                 63,794                  39,055
    P. M. Giftos                 157,127                  79,196
    G. L. Nichols                235,110                  88,734
    C. N. Taylor                 187,923                 103,843
    M. J. Ward                   106,242                  48,800

      (1) Includes shares pledged to secure loans under the CSX 1991 Stock Purchase and Loan Plan, which shares were acquired under that plan.

      (2) Includes shares held in trust under certain deferred compensation plans.

Item 13.  Certain Relationships and Related Transactions.

         None.


















                                     - 7 -



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


              3.  Exhibits

                  (3.1) Articles of Incorporation incorporated herein by
                        reference to Registrant's Form 12 Application for Registration, filed on May 13, 1935.

                  (3.2) By-laws of the company incorporated herein by
                        reference to Form 10-K Annual Report for year ended December 31, 1994, filed on March 30, 1995.

                  (23)  Consent of Independent Auditors (See page I-1).


        (b)  Reports on Form 8-K

                 No reports on Form 8-K were filed for the three-month period ended December 31, 1995.

























                                     - 8 -



         PAGE 9

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 1996.

                              ALLEGHENY AND WESTERN RAILWAY COMPANY

                              /s/ GREGORY R. WEBER
                              --------------------------------------
                              Gregory R. Weber
                              (Principal Accounting Officer)

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

/s/Gerald L. Nichols               President and Director
------------------------           (Principal Executive Officer)
   Gerald L. Nichols*

/s/P. Michael Giftos               Senior Vice President, General Counsel
------------------------           and Director
   P. Michael Giftos*

/s/Carl N. Taylor                  Senior Vice President and Director
------------------------
   Carl N. Taylor*

/s/Michael J. Ward                 Senior Vice President and Director
------------------------           (Principal Finance Officer)
   Michael J. Ward*

/s/Patricia J. Aftoora             Vice President, Corporate Secretary
------------------------           and Director
   Patricia J. Aftoora*

/s/C.J.O. Wodehouse, Jr.           Vice President and Controller
-------------------------
   C.J.O. Wodehouse, Jr.*



/s/ Patricia J. Aftoora
------------------------
Patricia J. Aftoora                                          March 26, 1996
*(Attorney-in-Fact)









                                     - 9 -