Form 10-K405
period 1996-12-27
ALLEGHENY & WESTERN RAILWAY CO
filed 1997-03-27
CIK 3650

PAGE 1
                                   FORM 10-K
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 27, 1996
                                      OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                    to
                                        -------------------  -----------------
         Commission file number 1-896
                                -----
                     ALLEGHENY AND WESTERN RAILWAY COMPANY
                 --------------------------------------------
            (Exact name of registrant as specified in its charter)
       Pennsylvania                                             52-0790328
-------------------------------                            ------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

  500 Water Street, Jacksonville, FL.                              32202
---------------------------------------                    ------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code           (904) 359-3100
                                                           ------------------
Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
      Title of each class                                which registered
-------------------------------                    --------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value of the voting stock at March 24, 1997, was $1,109,248, excluding the voting stock held by affiliates of the registrant.


         PAGE 2

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The registrant has 32,000 shares of common stock, par value $100, outstanding at March 24, 1997.

The following listed document has been incorporated herein by reference:

Form 10-K filed by CSX Transportation, Inc., on March 19, 1997 - Item 8 of
Part II.

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

         Under an agreement dated December 15, 1931, as amended, CSX Transportation, Inc. ("CSXT"), as successor by merger to the Baltimore and Ohio Railroad Company, operated the properties of BR&P, and incident thereto also operated the properties of the company in the name and for the account of CSXT without separation or segregation of the results of such operations. Under such agreement CSXT agreed to pay all leased line rentals but did not assume or guarantee payment of the principal on the bonds. In addition to the rental paid by CSXT for the payment of the company's dividends and bond interest, CSXT paid all the expenses of the company, including all taxes assessed against it.

         On July 18, 1988, CSXT, BR&P and Buffalo & Pittsburgh Railroad, Inc. ("B&P") entered into certain agreements collectively referred to as the "Purchase and Sale Agreement" and closed in escrow. The B&P took possession and control of operations of the line of railroad of BR&P on July 19, 1988. The purchase and sale agreement provided that BR&P and CSXT shall assign, transfer, and convey to B&P all their obligations and duties arising under the lease agreements. On October 7, 1991, CSXT, BR&P and B&P executed an Assignment and Assumption Agreement which concluded the escrow and B&P assumed all of the terms and conditions of the Purchase and Sale Agreement with the exception that CSXT would retain its right, title and interest in the 16,159 shares of common stock of the company, being all the stock of the company owned by CSXT at that time. As of March 24, 1997, CSXT owned 16,210 shares of common stock of the company, or 50.66%.

         Since the interest and dividends on the company's bonds and common stock are paid from moneys obtained from the lessee, reference is made to CSXT's Form 10-K for the year ended December 27, 1996, a copy of which is available from Patricia J. Aftoora, Vice President and Corporate Secretary of CSXT, S/C J-160, 500 Water Street, Jacksonville, FL 32202.

         PAGE 3

Item 3.  Legal Proceedings.

            None.

Item 4.  Submission of Matters to a Vote of Security Holders.

            None.

                                    PART II

Item 5.  Market for Registrant's Common Stock and Related Security Holder
         Matters.

         There is no market in which the common stock of the company is traded. As of March 24, 1997, there were approximately 166 stockholders of $100 par value capital stock. The terms of the lease agreement referred to in Items 1 and 2, Business and Properties, provide a full and unconditional guarantee of dividends on the company's capital stock at an annual dividend rate of $6.00 per common share.





































         PAGE 4

Item 6.  Selected Financial Data.

                   and

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

            Five year selected data:

                        1996        1995        1994        1993        1992
                     ----------  ----------  ----------  ---------- ----------
Rental income        $  328,730  $  328,730  $  328,730  $  326,290 $  326,290
Interest on funded
  debt                   78,600      78,600      78,600      75,920     75,920
Federal income taxes     58,130      58,130      58,130      58,130     58,130
                     ----------  ----------  ----------  ---------- ----------
Earnings for the
  year               $  192,000  $  192,000  $  192,000  $  192,240 $  192,240
                     ==========  ==========  ==========  ========== ==========
Weighted average
  number of common
  shares (a)             32,000      32,000      32,000      32,040     32,040
                     ==========  ==========  ==========  ========== ==========

Earnings per
  common share (a)   $     6.00  $     6.00  $     6.00  $     6.00 $     6.00
                     ==========  ==========  ==========  ========== ==========

Dividends per
  common share (a)   $     6.00  $     6.00  $     6.00  $     6.00 $     6.00
                     ==========  ==========  ==========  ========== ==========

Total assets         $6,834,324  $6,834,324  $6,834,324  $6,834,324 $6,834,324
                     ==========  ==========  ==========  ========== ==========

Long term debt       $1,965,000  $1,965,000  $1,965,000  $1,965,000 $1,965,000
                     ==========  ==========  ==========  ========== ==========

(a)      Calculations include shares held directly by CSXT.

Item 8.   Financial Statements and Supplementary Data.

         Due to the nature of CSXT's obligations under the lease agreement referred to in Items 1 and 2, Business and Properties, financial statements and notes thereto in response to this item are not included herein. In lieu thereof, the financial statements and notes included in the Form 10-K filed on behalf of CSXT on March 19, 1997, are incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on the Accounting and Financial Disclosures.

         None.


         PAGE 5
                                   PART III

Item 10.  Directors and Executive Officers of the Registrant:

         The following sets forth certain information relating to the company's directors and executive officers as of March 19, 1997. Directors are elected annually and serve until the next annual meeting of stockholders or until their successors are elected. Officers are elected annually at the annual meeting of the Board and hold office until the next annual meeting of the Board or until their successors are elected. There are no arrangements or understandings between any director or executive officer and any other person pursuant to which the director or officer was selected. There are no family relationships among these officers and directors.


Name, Age, Present
Position with the             Business Experience during last 5 Years,
    Company                   Company Directorships in Public Corporations
------------------            --------------------------------------------
GERALD L. NICHOLS, 61         President of the company since 1995 and
President and Director        Senior Vice President of the company prior
                              thereto. Mr. Nichols has served in various executive capacities for certain CSXT affiliates during the past five years and is currently
                              Executive Vice President and Chief Operating
                              Officer of CSXT.

P. MICHAEL GIFTOS, 50         Senior Vice President of the company since
Senior Vice President         1990.  During the past five years, Mr. Giftos
                              has served as an executive officer of certain
                              CSXT affiliates and is currently Senior Vice
                              President-Law and General Counsel of CSXT.

CARL N. TAYLOR, 57            Senior Vice President of the company since
Senior Vice President         since 1995.  Mr. Taylor has been an officer of
                              certain CSXT affiliates during the past five years and is currently Senior Vice President-
                              Transportation and Mechanical, and Chief
                              Transportation Officer of CSXT.

MICHAEL J. WARD, 46           Executive Vice President of the company since
Executive Vice President      June 6, 1996.  During the past five years,
and Director                  Mr. Ward has served as an officer of certain
                              CSXT affiliates and is currently Executive Vice
                              President-Finance and Chief Financial Officer of CSXT.

PATRICIA J. AFTOORA, 57       Vice President of the company since 1990 and
Vice President,               Corporate Secretary of the company prior
Corporate Secretary           thereto.  Mrs. Aftoora has served as an officer
and Director                  of certain CSXT affiliates during the past five
                              years and is currently Vice President and Corporate Secretary of CSXT.



Name, Age, Present
Position with the                 Business Experience during last 5 Years,
    Company                       Company Directorships in Public Corporations
------------------                -------------------------------------------
C.J.O. WODEHOUSE, JR., 49         Vice President and Controller of the company
Vice President and                since 1995.  Mr. Wodehouse has served as an
Controller                        officer of CSX Corporation ("CSX") and
                                  certain of its affiliates during the past five years and is currently Vice President and Controller of CSXT.

M. MAURICE LAZENBY, III, 53       Assistant Vice President and Treasurer of
Assistant Vice President          the company since 1995.  Mr. Lazenby has
and Treasurer                     served as an officer of certain CSXT
                                  affiliates during the past five years and is currently Assistant Vice President and Treasurer of CSXT.

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




























Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 24, 1997, 50.66% of the voting securities of the company (16,210 shares of $100 par value capital stock) were beneficially held by CSXT, who, in turn, is beneficially owned by CSX Corporation (CSX), Richmond, VA, through ownership of 100% of CSXT's outstanding voting securities.

         As of March 24, 1997, all directors and officers of the company as a group (7 persons) beneficially owned 1,253,920 shares of $1 par value common stock of CSX, (including 422,077 shares exercisable under option within 60 days), representing less than 1% of the outstanding shares. The number of CSX shares owned by each director as of March 24, 1997, is set forth below:


                                                       Number of
                               Number of             shares of CSX
                             shares of CSX         exercisable within
                          beneficially owned       60 days under stock
          Name         as of March 24, 1997 (1)(2)    option plans
          ----         --------------------------- -------------------

    P. J. Aftoora                 29,637                 42,417
    G. L. Nichols                217,076                110,000
    M. J. Ward                   145,705                 70,400


      (1) Includes shares pledged to secure loans under the CSX Stock Purchase and Loan Plan, which shares were acquired under that plan.

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


              3.  Exhibits

                  (3.1) Articles of Incorporation incorporated herein by reference to Registrant's Form 12 Application for Registration, filed on May 13, 1935.

                  (3.2)  By-laws of the company restated as of May 10, 1996.

                  (10.1) Indenture dated October 1, 1898, between the
                         Registrant and Buffalo, Rochester and Pittsburgh Railway Company.

                  (10.2) Contract dated January 15, 1900, supplementing the
                         original Indenture of October 1, 1898.

                  (10.3) Agreement dated December 15, 1931, between CSX
                         Transportation, Inc. (successor by merger to The Baltimore and Ohio Railroad Company) and Buffalo, Rochester and Pittsburgh Railway Company.

                  (10.4) Agreement dated January 1, 1940, modifying the
                         Agreement dated December 15, 1931.

                  (10.5) Agreement dated December 29, 1943, amending and
                         modifying the Agreements of December 15, 1931, and January 1, 1940.

                  (23)   Consent of Independent Auditors (See page I-1).


        (b)  Reports on Form 8-K

                  No reports on Form 8-K were filed for the year ended December 27, 1996.








         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1997.

                              ALLEGHENY AND WESTERN RAILWAY COMPANY

                              /s/ JAMES L. ROSS
                              --------------------------------------
                              James L. Ross
                              (Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Gerald L. Nichols               President and Director
------------------------           (Principal Executive Officer)
   Gerald L. Nichols*

/s/Michael J. Ward                 Executive Vice President and Director
------------------------           (Principal Finance Officer)
   Michael J. Ward*

/s/Patricia J. Aftoora             Vice President, Corporate Secretary
------------------------           and Director
   Patricia J. Aftoora*




/s/ Patricia J. Aftoora
------------------------
Patricia J. Aftoora                                          March 27, 1997
*(Attorney-in-Fact)




















