Form 10-K
period 1997-12-26
ALLEGHENY & WESTERN RAILWAY CO
filed 1998-03-20
CIK 3650

FORM 10-K


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 26, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                  to
                                   ----------------     --------------------


                          Commission file number: 1-896
                                                  -----

                      ALLEGHENY AND WESTERN RAILWAY COMPANY
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

              Pennsylvania                                       52-0790328
              ------------                                       ----------
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)

    500 Water Street, Jacksonville, FL                               32202
    ----------------------------------                               -----
 (Address of principal executive offices)                         (Zip Code)

              Registrant's telephone number, including area code: (904) 359-3100
                                                                  --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
            Title of each class                            which registered
            -------------------                      ---------------------------
First Mortgage 4% Bonds due October 1, 1998          The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value of the voting stock at March 6, 1998, was $1,139,093, excluding the voting stock held by affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The registrant has 32,000 shares of common stock, par value $100, outstanding at March 6, 1998.

The following listed document has been incorporated herein by reference:

Form 10-K filed by CSX  Transportation,  Inc., on March 3, 1998 - Item 8 of Part
II.

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

           On July 18, 1988, CSXT, BR&P and Buffalo & Pittsburgh Railroad, Inc. ("B&P") entered into certain agreements collectively referred to as the "Purchase and Sale Agreement" and closed in escrow. The B&P took possession and control of operations of the line of railroad of BR&P on July 19, 1988. The purchase and sale agreement provided that BR&P and CSXT shall assign, transfer, and convey to B&P all their obligations and duties arising under the lease agreements. On October 7, 1991, CSXT, BR&P and B&P executed an Assignment and Assumption Agreement which concluded the escrow and B&P assumed all of the terms and conditions of the Purchase and Sale Agreement with the exception that CSXT would retain its right, title and interest in the 16,159 shares of common stock of the company, being all the stock of the company owned by CSXT at that time. As of March 6, 1998, CSXT owned 16,234 shares of common stock of the company, or 50.7%.

           Since the interest and dividends on the company's bonds and common stock are paid from moneys obtained from the lessee, reference is made to CSXT's Form 10-K for the year ended December 26, 1997, a copy of which is available from Patricia J. Aftoora, Vice President and Corporate Secretary of CSXT, S/C J-160, 500 Water Street, Jacksonville, FL 32202

Item 3.    Legal Proceedings.

           None.

Item 4.    Submission of Matters to a Vote of Security Holders.

           None.

                                     PART II

Item 5.    Market for Registrant's Common Stock and Related Security Holder
           Matters.

           There is no market in which the common stock of the company is traded. As of March 6, 1998, there were approximately 149 stockholders of $100 par value capital stock. The terms of the lease agreement referred to in Items 1 and 2, Business and Properties, provide a full and unconditional guarantee of dividends on the company's capital stock at an annual dividend rate of $6.00 per common share.

Item 6.    Selected Financial Data.
             and
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

           Five year selected data:

                                  1997         1996         1995         1994          1993
                                  ----         ----         ----         ----          ----

Rental income                $   328,730   $  328,730  $  328,730    $  328,730   $  326,290
Interest on funded debt           78,600       78,600      78,600        78,600       75,920
Federal income taxes              58,130       58,130      58,130        58,130       58,130
                             -----------   ----------  ----------    ----------   ----------

Earnings for the year        $   192,000   $  192,000  $  192,000    $  192,000   $  192,240
                             ===========   ==========  ==========    ==========   ----------


Weighted average number
  of common shares (a)            32,000       32,000      32,000        32,000       32,040
                             ===========   ==========  ==========    ==========   ==========

Earnings per common share (a)$      6.00   $     6.00  $      6.00   $     6.00   $      6.00
                             ===========   ==========  ===========   ==========   ===========

Dividends per common
  share (a)                  $      6.00   $     6.00  $      6.00   $     6.00   $      6.00
                             ===========   ==========  ===========   ==========   ===========

Total assets                 $ 6,834,324   $6,834,324  $6,834,324    $6,834,324   $6,834,324
                             ===========   ==========  ==========    ==========   ==========

Long term debt               $ 1,965,000   $1,965,000  $1,965,000    $1,965,000   $1,965,000
                             ===========   ==========  ==========    ==========   ==========

(a) Calculations include shares held directly by CSXT.

Item 8.    Financial Statements and Supplementary Data.

           Due to the nature of CSXT's obligations under the lease agreement referred to in Items 1 and 2, Business and Properties, financial statements and notes thereto in response to this item are not included herein. In lieu thereof, the financial statements and notes included in the Form 10-K filed on behalf of CSXT on March 2, 1998, are incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on the Accounting and Financial Disclosures.

           None.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant:

           The following sets forth certain information relating to the company's directors and executive officers as of March 6, 1998. Directors are elected annually and serve until the next annual meeting of stockholders or until their successors are elected. Officers are elected annually at the annual meeting of the Board and hold office until the next annual meeting of the Board or until their successors are elected. There are no arrangements or understandings between any director or executive officer and any other person pursuant to which the director or officer was selected. There are no family relationships among these officers and directors.


    Name, Age, Present
    Position with the                 Business Experience during last 5 Years,
        Company                     Company Directorships in Public Corporations
-------------------------           --------------------------------------------

GERALD L. NICHOLS, 62               President  of the  company  since 1995 and
President and Director              Senior Vice President of the company prior
                                    thereto. Mr. Nichols has served in various executive capacities for certain CSXT affiliates during the past five years and is currently Vice Chairman of the Board of CSXT.

P. MICHAEL GIFTOS, 51               Senior Vice President of the company since
Senior Vice President               1990. During the past five years, Mr.Giftos
                                    has served as an executive officer of
                                    certain CSXT affiliates and is currently
                                    Senior Vice President-Law and General
                                    Counsel of CSXT.

CARL N. TAYLOR, 58                  Senior Vice President of the company since
Senior Vice President               1995.  Mr. Taylor has been an officer of
and Director                        certain CSXT affiliates during the past five
                                    years and is currently Executive Vice
                                    President-Operations and a Director of CSXT.

MICHAEL J. WARD, 47                 Executive Vice President of the company
Executive Vice President            since June 6, 1996.  During the past five
and Director                        years, Mr. Ward has served as an officer of
                                    certain CSXT affiliates and is currently
                                    Executive  Vice  President-Finance, Chief
                                    Financial Officer, and a Director of CSXT.

PATRICIA J. AFTOORA, 58             Vice President of the company since 1990 and
Vice President,                     Corporate Secretary of the company prior
Corporate Secretary                 prior thereto.  Mrs. Aftoora has served as
and Director                        an officer of certain CSXT affiliates during
                                    the past five years and is currently Vice
                                    President and Corporate Secretary of CSXT.

 Name, Age, Present
 Position with the                     Business Experience during last 5 Years,
     Company                        Company Directorships in Public Corporations
-------------------------           --------------------------------------------

C.J.O. WODEHOUSE, JR., 50           Vice President and Controller of the company
Vice President and Controller       since 1995.  Mr. Wodehouse has served as an
                                    officer of CSX  Corporation ("CSX") and
                                    certain of its affiliates during the past five years and is currently Vice President and Controller of CSXT.

M. MAURICE LAZENBY, III, 54         Assistant Vice President and Treasurer of
Assistant Vice President            the company since 1995.  Mr. Lazenby has
and Treasurer                       served as an officer of certain CSXT
                                    affiliates during the past five years and is currently Assistant Vice President and Treasurer of CSXT.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management

           As of March 6, 1998, 50.7% of the voting securities of the company (16,234 shares of $100 par value capital stock) were beneficially held by CSXT, which, in turn, is beneficially owned by CSX Corporation (CSX), Richmond, VA, through ownership of 100% of CSXT's outstanding voting securities.

           As of March 6, 1998, all directors and officers of the company as a group (7 persons) beneficially owned 1,518,317 shares of $1 par value common stock of CSX, (including 635,067 shares exercisable under option within 60 days), representing less than 1% of the outstanding shares. The number of CSX shares owned by each director as of March 6, 1998, is set forth below:


                                                                   Number of
                                       Number of                 shares of CSX
                                     shares of CSX            exercisable within
                                 beneficially owned          60 days under stock
             Name              as of March 6, 1998 (1)(2)         option plans
         --------------        --------------------------      ---------------

         P. J. Aftoora                   31,126                       41,182
         G. L. Nichols                  230,755                      170,000
         M. J. Ward                     154,336                      120,400

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

                      Refer to response to Item 8 on page 4.

                2.    Financial Statement Schedules

                      Refer to response to Item 8 on page 4.

                3.    Exhibits

                      (3.1)  Articles   of   Incorporation    (incorporated   by
                             reference to Form 12 Application for Registration dated May 13, 1935)

                      (3.2) By-laws of the company restated as of May 10, 1996 (incorporated by reference to Exhibit 3.2 to Form 10-K dated March 27, 1997)

                     (10.1) Indenture dated October 1, 1898, between the Registrant and Buffalo, Rochester and Pittsburgh Railway Company (incorporated by reference to
                             Exhibit 10.1 to Form 10-K dated March 27, 1997)

                     (10.2) Contract dated January 15, 1900, supplementing the original Indenture of October 1, 1898 (incorporated by reference to Exhibit 10.2 to Form 10-K dated March 27, 1997)

                     (10.3) Agreement dated December 15, 1931, between CSX Transportation, Inc. (successor by merger to The Baltimore and Ohio Railroad Company) and Buffalo, Rochester and Pittsburgh Railway Company (incorporated by reference to Exhibit 10.3 to Form 10-K dated March 27, 1997)

                     (10.4) Agreement dated January 1, 1940, modifying the Agreement dated December 15, 1931 (incorporated by reference to Exhibit 10.4 to Form 10-K dated March 27, 1997)

                     (10.5) Agreement dated December 29, 1943, amending and modifying the Agreements of December 15, 1931, and January 1, 1940 (incorporated by reference to
                             Exhibit 10.5 to Form 10-K dated March 27, 1997)

                     (23) Consent of Independent Auditors (See page I-1).


           (b)        Reports on Form 8-K

                      No reports on Form 8-K were filed for the year ended December 26, 1997.

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March, 1998.

                                      ALLEGHENY AND WESTERN RAILWAY COMPANY

                                      /s/ JAMES L. ROSS
                                      -----------------
                                      James L. Ross
                                      (Principal Accounting Officer)



           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/Gerald L. Nichols                       President and Director
---------------------                      (Principal Executive Officer)
   Gerald L. Nichols*


/s/Michael J. Ward                         Executive Vice President and Director
-------------------                        (Principal Finance Officer)
   Michael J. Ward*


/s/Patricia J. Aftoora                     Vice President, Corporate Secretary
-----------------------                    and Director
   Patricia J. Aftoora*




/s/ Patricia J. Aftoora
-----------------------
   Patricia J. Aftoora                                            March 20, 1998
   *(Attorney-in-Fact)